Form 10-Q
period 2012-09-30
Century Acquisition Corp
filed 2012-11-21
CIK 1505366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-54182

Century Acquisition Corporation

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Anslow & Jaclin, LLP

195 Route 9 South, Suite 204

Manalapan, NJ 07726

 (Address of principal executive offices) (Zip Code)

(732) 409-1212

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   YES ☒    NO  ☐

At November 20, 2012 there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128 issued and outstanding.

EXPLANATORY NOTE

Century Acquisition Corporation (the “Registrant”) and its professionals were severely impacted by the effects of Hurricane Sandy and lost power and access to its server for seven (7) days following the storm. Accordingly, the Registrant was unable, without unreasonable effort or expense, to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”) by the November 14, 2012 filing date applicable to smaller reporting companies. Pursuant to the Securities and Exchange Commission’s release 2012-226, the Registrant will remain current and timely in its Exchange Act Reports by filing its Quarterly Report on Form 10-Q for the period ended September 30, 2012 on or before November 21, 2012. As a result of the impact of Hurricane Sandy, the Registrant and its professionals required additional time to complete their review of the financial statements and corresponding analysis for the year ended September 30, 2012 to be incorporated in the Quarterly Report.

2

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.

Century Acquisition Corporation (A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of September 30, 2012 and June 30, 2012	5

Condensed Statements of Operations for the three months ended September 30, 2012 and 2011 and the cumulative period from inception through September 30, 2012	6

Condensed Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and the cumulative period from inception through September 30, 2012	7

Notes to Condensed Financial Statements	8-10

Century Acquisition Corporation (A Development Stage Company) Condensed Balance Sheets

	September 30,	June 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$10,361	$10,361
Accounts payable	434	434
Total current liabilities	10,795	10,795

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of September 30, 2012 and June 30, 2012	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(17,519)	(17,519)
Total shareholders' deficit	(10,795)	(10,795)
Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Century Acquisition Corporation
(A Development Stage Company) Condensed Statements of Operations (Unaudited)

			Cumulative During
	Three Months Ended	Three Months Ended	Development Stage (September 27, 2006
	September 30, 2012	September 30, 2011	to September 30, 2012)

Revenues	$-	$-	$-

Expenses
Formation, general and administrative expenses	-	109	17,519
Total operating expenses	-	109	17,519

Operation loss	-	(109)	(17,519)

Income tax expense (benefit)	-	-	-

Net loss	$-	$(109)	$(17,519)

Basic and diluted loss per share	$0.00	$0.00
Weighted average ordinary shares outstanding
- basic and diluted	998,275	998,275

See accompanying notes to condensed financial statements.

Century Acquisition Corporation
(A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

			Cumulative During
	Three Months Ended	Three Months Ended	Development Stage (September 27, 2006
	September 30, 2012	September 30, 2011	to September 30, 2012)
Cash flows from operating activities
Net loss	$-	$(109)	$(17,519)
Adjustments to reconcile net loss to cash used in operating activities:

Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	-	10,361
Accounts payable	-	109	434
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash at beginning of the period	-	-	-
Cash at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2012

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Century Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At September 30, 2012, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through September 30, 2012 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on October 24, 2012.

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

Century Acquisition Corporation
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2012

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

At September 30, 2012 and June 30, 2012, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of September 30, 2012 and June 30, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Century Acquisition Corporation
(A Development Stage Company) NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2012

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2012, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

The affiliate has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $10,361 and $10,361 to a Founder of the Company as of September 30, 2012 and June 30, 2012, respectively. The payable is non-interest bearing and payable on demand. The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $434 and $434 as of September 30, 2012 and June 30, 2012, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2012 and June 30, 2012, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all events subsequent to the balance sheet date but prior to filing this Quarterly Report on Form 10-Q that would require recognition or disclosure in the condensed financial statements. On November 15, 2012, the Company, Access America Fund, L.P. (the “Seller”), and Sword Dancer, LLC (the “Purchaser”) entered into and closed a Stock Purchase Agreement, whereby the Purchaser agreed to purchase from the Seller, 781,250 ordinary shares of the Company’s capital stock, par value $0.000128 per share, representing approximately 78.3% of the issued and outstanding ordinary shares of the Company, for an aggregate purchase price of $33,334.  As a result of this transaction, the Purchaser became our controlling stockholder.

On November 15, 2012, a related party to the Seller, released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the Seller and is no longer a Company obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Change of Control

On November 15, 2012, the Company, Access America Fund, L.P. (the “Seller”), and Sword Dancer, LLC (the “Purchaser”) entered into and closed a Stock Purchase Agreement, whereby the Purchaser agreed to purchase from the Seller, 781,250 ordinary shares of the Company’s capital stock, par value $0.000128 per share, representing approximately 78.3% of the issued and outstanding ordinary shares of the Company, for an aggregate purchase price of $33,334. As a result of this transaction, the Purchaser became our controlling stockholder.

Comparison of the three months ended September 30, 2012 and 2011

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2012 and 2011. Total expenses for the three months ended September 30, 2012 were $0 compared with $109 for the three months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls And Procedures.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 15, 2012, the Company, Access America Fund, L.P. (the "Seller"), and Sword Dancer, LLC (the "Purchaser") entered into and closed a Stock Purchase Agreement as described in the Change of Control section above. Our Chief Executive and Financial Officer do not believe this will result in any material changes to our processes or procedures that will affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our ordinary shares of capital stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10K for the year ended June 30, 2012.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

 Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2012	CENTURY ACQUISITION CORPORATION

	By:	/s/ Gregg E. Jaclin
Name: Gregg E. Jaclin
Title: President and Chief Executive Officer

