Form 10-Q
period 2013-03-31
Century Acquisition Corp
filed 2013-05-14
CIK 1505366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At May 14, 2013, there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128 outstanding.

GENERAL INDEX

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements.

Century Acquisition Corporation

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of March 31, 2013 and June 30, 2012	3

Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2012 and the cumulative period from inception through March 31, 2013	4

Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and the cumulative period from inception through March 31, 2013	5

Notes to Condensed Financial Statements	6-8

Century Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$-	$10,361
Accounts payable	-	434
Accrued expenses	3,395	-
Amount due to stockholders	5,254	-
Total current liabilities	8,649	10,795

STOCKHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of March 31, 2013 and June 30, 2012	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(15,373)	(17,519)
Total stockholders' deficit	(8,649)	(10,795)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Cumulative During
	Nine Months Ended		Three Months Ended		Development Stage
	March 31,		March 31,		(September 27, 2006
	2013	2012	2013	2012	to March 31, 2013)

Revenues	$-	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	8,649	2,788	3,429	315	26,168

Total operating expenses	8,649	2,788	3,429	315	26,168

Other income
Release of payable obligation	10,795	-	-	-	10,795

Income (loss) before income taxes	2,146	(2,788)	(3,429)	(315)	(15,373)

Income tax expense	-	-	-	-	-

Net income (loss)	$2,146	$(2,788)	$(3,429)	$(315)	$(15,373)

Basic and diluted earnings/(loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Nine Months Ended	Nine Months Ended	Development Stage (September 27, 2006
	March 31, 2013	March 31, 2012	to March 31, 2013)
Cash flows from operating activities
Net income (loss)	$2,146	$(2,788)	$(15,373)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Release of payable obligation	(10,795)	-	(10,795)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	936	10,361
Accounts payable	-	1,852	434
Accrued expenses	3,395	-	3,395
Amount due to stockholders	5,254	-	5,254
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash and cash equivalents at beginning of the period	-	-	-
Cash and cash equivalents at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Century Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At March 31, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

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

Century Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Basic Earnings (Loss) Per Share

Basic earnings/(loss) per ordinary share is based on the weighted effect of ordinary shares issued and outstanding, and is calculated by dividing net income/(loss) by the weighted average shares outstanding during the period. Diluted earnings/(loss) per ordinary share is calculated by dividing net income/(loss) by the weighted average number of ordinary shares used in the basic earnings/(loss) per share calculation plus the number of ordinary shares that would be issued assuming exercise or conversion of all potentially dilutive ordinary shares outstanding. The Company does not present diluted earnings per share for years in which it incurs net losses, as the effect would be antidilutive.

At March 31, 2013 and June 30, 2012, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 - unobservable inputs.

As of March 31, 2013 and June 30, 2012, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2013, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders and affiliates.

The primary stockholders have agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

Eastern Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to a previous stockholder released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability.  The Company had a payable to affiliate of $0 and $10,361 to a Founder of the Company as of March 31, 2013 and June 30, 2012, respectively. Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the previous stockholder and is no longer a Company obligation. The Company had accounts payable related to the formation of the Company and general and administrative expenses of $0 and $434 as of March 31, 2013 and June 30, 2012, respectively.

NOTE 5 - Amount due to Stockholders

Amount due to stockholders represents expenses necessary to operate, including expenses necessary to file reports with the SEC and professional expenses. The amounts are unsecured and non-interest bearing.

NOTE 6 - Ordinary Shares

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

NOTE 7 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2013 and June 30, 2012, there were no preference shares issued or outstanding.

NOTE 8 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 9 - Subsequent Events

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

Results of Operations

Comparison of the nine months ended March 31, 2013 and 2012

Because we currently do not have any business operations, we have not had any operating revenues during the nine months ended March 31, 2013 and 2012. Total expenses for the nine months ended March 31, 2013 were $8,649 compared with $2,788 for the nine months ended March 31, 2012. We generated net profit of $2,146 for the nine months ended March 31, 2013 compared with net loss of $2,788 for the nine months ended March 31, 2012. The net profit was generated by nonrecurring income from release of payable obligation in 2012.

Comparison of the three months ended March 31, 2013 and 2012

Because we currently do not have any business operations, we have not had any operating revenues during the three months ended March 31, 2013 and 2012. Total expenses for the three months ended March 31, 2013 were $3,429 compared with $315 for the three months ended March 31, 2012. We had a net loss of $3,429 for the three months ended March 31, 2013 compared with net loss of $315 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Smaller reporting companies are not required to provide the information required by this item.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

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

Date: May 14, 2013	CENTURY ACQUISITION CORPORATION
	By:	/s/ Gregg E. Jaclin
	Name:	Gregg E. Jaclin
	Title:	President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial and Accounting Officer)

