Form 10-Q
period 2013-12-31
Century Acquisition Corp
filed 2014-02-14
CIK 1505366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

At February 11, 2014, there were 998,275 shares of Registrant’s ordinary shares, par value $0.000128 issued and outstanding.

GENERAL INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Century Acquisition Corporation

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page

Condensed Balance Sheets as of December 31, 2013 and June 30, 2013	3

Condensed Statements of Operations for the three and six months ended December 31, 2013 and 2012 and the cumulative period from inception through December 31, 2013	4

Condensed Statements of Cash Flows for the six months ended December 31, 2013 and 2012 and the cumulative period from inception through December 31, 2013	5

Notes to Condensed Financial Statements	6-9

Century Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2013	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$10,680	$8,392
Amount due to a shareholder	9,538	6,754
Total current liabilities	20,218	15,146

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of December 31, 2013 and June 30, 2013	128	128
Additional paid in capital	6,596	6,596
Deficit accumulated during development stage	(26,942)	(21,870)
Total shareholders' deficit	(20,218)	(15,146)
Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Cumulative During
	Six Months Ended		Three Months Ended		Development Stage
	December 31,		December 31,		(September 27, 2006
	2013	2012	2013	2012	to December 31, 2013)

Revenues	$-	$-	$-	$-	$-

Expenses
Formation, general and administrative expenses	5,072	5,220	2,672	5,220	37,737
Total operating expenses	5,072	5,220	2,672	5,220	37,737

Other income
Release of payable obligation	-	10,795	-	10,795	10,795

Operation profit (loss)	(5,072)	5,575	(2,672)	5,575	(26,942)

Income tax expense	-	-	-	-	-

Net profit (loss)	$(5,072)	$5,575	$(2,672)	$5,575	$(26,942)

Basic and diluted loss per share	$(0.01)	$0.01	$(0.00)	$0.01

Weighted average ordinary shares outstanding
- Basic and diluted	998,275	998,275	998,275	998,275

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative During
	Six Months Ended		Development Stage
	December 31		(September 27, 2006
	2013	2012	to December 31, 2013)
Cash flows from operating activities
Net loss	$(5,072)	$5,575	$(26,942)
Adjustments to reconcile net loss to cash used in operating activities:
Release of payable obligation	-	(10,795)	(10,795)
Shares issued to Founder for payment of formation costs	-	-	110
Changes in operating assets and liabilities
Payable to affiliate	-	-	10,361
Account payable		-	434
Accrued expense	2,288	4,520	10,680
Amount due to shareholders	2,784	700	9,538
Net cash used in operating activities	-	-	(6,614)

Cash flows from investing activities
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	-	6,614
Net cash provided by financing activities	-	-	6,614

Net increase (decrease) in cash	-	-	-

Cash at beginning of the period	-	-	-
Cash at end of the period	$-	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Century Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Century Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business.

At December 31, 2013, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 31, 2013 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

DECEMBER 31, 2013

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

At December 31, 2013 and June 30, 2013, there were no potentially dilutive ordinary shares outstanding.

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

Level 3 – unobservable inputs.

As of December 31, 2013 and June 30, 2013, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

DECEMBER 31, 2013

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2013, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and advances from stockholders.

The primary stockholder has agreed to continue funding the Company’s formation activities through the next 12 months, or until a business combination has been consummated.

NOTE 4 - Payable to Affiliate and Accounts Payable

On November 15, 2012, a related party to the Seller, released the Company from the payable to affiliate of $10,361 and waived any rights or obligations pursuant to this liability. The Company had a payable to affiliate of $0 and $0 to a Founder of the Company as of December 31, 2013 and June 30, 2013, respectively. Additionally, as of November 15, 2012, pursuant to the Stock Purchase Agreements with Sword Dancer, LLC, the accounts payable of $434 related to general and administrative expenses is the sole responsibility of the Seller and is no longer a Company obligation.

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

NOTE 7 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013 and June 30, 2013, there were no preference shares issued or outstanding.

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

DECEMBER 31, 2013

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

Comparison of the six months ended December 31, 2013 and 2012

Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2013 and 2012. Total expenses for the six months ended December 31, 2013 were $5,072 compared with $5,220 for the six months ended December 31, 2012. We generated net loss of $5,072 for the six months ended December 31, 2013 compared with net income of $5,575 for the six months ended December 31, 2012. The net income was generated by nonrecurring income from release of payable obligation in 2012.

Comparison of the three months ended December 31, 2013 and 2012

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2013 and 2012. Total expenses for the three months ended December 31, 2013 were $2,672 compared with $5,220 for the three months ended December 31, 2012. We generated net loss of $2,672 for the three months ended December 31, 2013 compared with net income of $5,575 for the three months ended December 31, 2012. The net income was generated by nonrecurring income from release of payable obligation in 2012.

Liquidity and Capital Resources

As of December 31, 2013, we do not maintain a cash balance and must rely on an affiliate to fund business operations. The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis.

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

Date: February 14, 2014	CENTURY ACQUISITION CORPORATION

	By:	/s/ William R. Joubert
Name: William R. Joubert
Title: President and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, and Principal Financial and Accounting Officer)

